Form 10QSB
period 2000-03-31
HEALTHCOMP EVALUATION SERVICES CORP
filed 2000-05-11
CIK 1084937

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                              --------------------


                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000       COMMISSION FILE NO. 0-28379


                   HEALTHCOMP EVALUATION SERVICES CORPORATION


             NEVADA                                            88-0395372
             ------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                         2001 SIESTA DRIVE, SUITE 302
                            SARASOTA, FLORIDA 34239
             -----------------------------------------------------
             (Address and zip code of principal executive offices)


                                 941-925-2625
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES     [ ] NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  COMMON STOCK                                    14,277,458 SHARES OUTSTANDING
$0.001 PAR VALUE                                        AS OF MAY 8, 2000

                   HEALTHCOMP EVALUATION SERVICES CORPORATION

                                AND SUBSIDIARIES

                             REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated balance sheets as of March 31, 2000 and December 31, 1999

         Consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999.

         Consolidated statements of cash flows for the three months ended March 31, 2000.

         Notes to consolidated financial statements.



Item 2.:
         Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II. Other Information

ITEM 1.  FINANCIAL INFORMATION

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(In thousands)
                                                                               March 31,      December 31,
                                                                                 2000             1999
                                                                               ---------      ------------

CURRENT ASSETS:

Cash and cash equivalents                                                       $   170         $    58

Accounts receivable, net of allowance for doubtful accounts of                    2,043           1,623
      $88,000 and $248,000 in 2000 and 1999, respectively

  Inventory                                                                         105             123

Prepaid expenses and other current assets                                           281             273
                                                                                -------         -------
                Total current assets                                              2,599           2,077

PROPERTY AND EQUIPMENT, net                                                       1,740           1,658

INTANGIBLES, net                                                                  2,970           3,023

OTHER ASSETS                                                                        665             334
                                                                                -------         -------
                Total Assets                                                    $ 7,974         $ 7,092
                                                                                =======         =======


CURRENT LIABILITIES:

Current portion of long-term debt and notes payable                             $ 1,357         $ 1,440

Accounts payable                                                                  2,301           1,866

Accrued liabilities                                                               1,122           1,030

Interest payable                                                                     21              32

Deferred tax liabilities                                                            103              75

Other                                                                               381              12
                                                                                -------         -------
                Total current liabilities                                         5,284           4,456

LONG-TERM DEBT, less current portion                                                963             972
                                                                                -------         -------
                Total liabilities                                                 6,247           5,428
                                                                                -------         -------


SHAREHOLDERS' EQUITY (DEFICIT):

Common stock, $0.001 par value, 50,000,000 shares authorized, 14,277,458             14              14
and 13,846,902 share issued during 2000 and 1999 respectively

Paid-in capital                                                                   9,847           9,639

Treasury stock, 946,000 shares                                                     (142)           (142)

Accumulated deficit                                                              (7,992)         (7,847)
                                                                                -------         -------

                Total shareholders' equity (deficit)                              1,727           1,664
                                                                                -------         -------

                                                                                $ 7,974         $ 7,092
                                                                                =======         =======

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                       2000            1999
                                                     --------         -------

NET SALES                                            $  3,355         $ 2,061

COST OF SALES                                           1,863           1,067
                                                     --------         -------
                Gross Profit                            1,492             994
                                                     --------         -------
OPERATING EXPENSES

Selling, general, and administrative expenses           1,324           1,029

Depreciation and amortization expense                     129             112
                                                     --------         -------
                Total operating expenses                1,453           1,141
                                                     --------         -------
OPERATING INCOME (LOSS)                                    40            (147)

INTEREST EXPENSE                                          152             110

OTHER EXPENSE                                              33             455
                                                     --------         -------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)               (146)           (712)

INCOME TAX PROVISION                                       --              --
                                                     --------         -------
NET LOSS                                             $   (146)        $  (712)
                                                     ========         =======

BASIC AND DILUTED EARNINGS PER SHARE                 $  (0.01)        $ (0.08)
                                                     ========         =======

WEIGHTED AVERAGE SHARES OUTSTANDING                    14,206           9,359
                                                     ========         =======

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -----------------------
                                                                                2000          1999
                                                                              --------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income/(Loss)                                                      $(146)        $  (712)

Adjustments to reconcile net loss to net cash used in operating activities:

                Depreciation and amortization                                    129             112

                Changes in assets and liabilities, net of acquisitions:

                        Accounts receivable, net                                (421)           (233)

                        Prepaid expenses and other current assets                 10          (2,605)

                        Accounts payable and accrued expenses                    911             205
                                                                               -----         -------

                                Net cash used in operating activities            484          (3,233)
                                                                               -----         -------


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                    (158)            (33)

        Acquisitions                                                               -              (6)

        Change in other assets                                                  (331)             26
                                                                               -----         -------

                        Net cash used in investing activities                   (489)            (13)
                                                                               -----         -------


CASH FLOWS FROM FINANCING ACTIVITIES:

        Net (repayments) borrowings of notes payable                             (93)            164

        Proceeds from the issuance of common stock                               209           3,547

        Purchase of treasury stock                                                 -               -
                                                                               -----         -------

                        Net cash provided by financing activities                116           3,711
                                                                               -----         -------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          112             465


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      58             457
                                                                               -----         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 170         $   922
                                                                               =====         =======


SUPPLEMENTAL NON-CASH DISCLOSURE:

         During 1999, the Company converted $1.3 million in long-term debt to common stock.

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire year.

         The Company filed a Form-10SB on December 8, 1999 which became effective on February 8, 2000, pursuant to which the Company is subject to the reporting requirements of the Securities Exchange Act of 1934. These statements should be read in conjunction with information provided in the Form 10-SB filing and related amendments thereto.

         Basic earnings per share ("EPS") are computed based on the weighted average number of shares of the Company's common stock outstanding. Since the impact of the Company's common equivalent shares from stock options, warrants and convertible securities is antidilutive, they are not included in the computation of diluted EPS.

         Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. For the Company, comprehensive income
(loss) equals net income (loss).

NOTE 2 - BUSINESS COMBINATION

         On March 15, 1999, the Company acquired all of the outstanding shares of Afton, Inc. ("Afton") in a reverse merger transaction accomplished through the issuance of 5.4 million shares of the Company's $0.001 par value common stock in exchange for all of Afton's outstanding common stock. In addition, the Company issued 4.1 million warrants to purchase its common stock in exchange for all of Afton's outstanding warrants to purchase common stock. Until its acquisition of Afton, the Company had no operating activities; accordingly, all comments concerning the Company's operating activities prior to March 15, 1999 included in these notes and the related consolidated financial statements included herein pertain to the operating activities of Afton.

NOTE 3 - DEBT

         During March 1999, notes totaling $1.3 million were converted into
1.04 million shares of common stock, and related accrued interest totaling $176,072 was forgiven. In connection with the conversion, the Company issued five-year warrants to purchase 520,000 shares of common stock at an exercise price of $0.01 per share. In addition, 532,500 warrants related to the converted notes (comprising 520,000 held by the debtholders and 12,500 held by a financial advisor) were repriced to $0.01 per share, resulting in a charge against second quarter earnings in 1999 of $173,000.

NOTE 4 - OPERATING SEGMENTS

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. The Company operates in two segments - Substance Abuse Screening Services and Mobile Health Screening Services. In evaluating financial performance, management focuses on a segment's earnings before interest, taxes, depreciation and amortization ("EBITDA").

Segment Information

(In thousands)
                                                Three Months Ended
                                                    March 31,
                                             -----------------------
                                               2000            1999
                                             -------         -------

SEGMENT REVENUES
Substance Abuse                              $ 1,810         $ 1,340
Mobile Screening                               1,398             753
Corporate items and eliminations                 148             (32)
                                             -------         -------
CONSOLIDATED REVENUES                        $ 3,355         $ 2,061
                                             =======         =======

SEGMENT EARNINGS (LOSS) (EBITDA)
Substance Abuse                              $   271         $   104
Mobile Screening                                 175               7
Corporate items and eliminations                (278)           (145)
                                             -------         -------
CONSOLIDATED EARNINGS (LOSS) (EBITDA)        $   169         $   (35)
                                             =======         =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


               Cautionary Statement Identifying Important Factors
            That Could Cause the Company's Actual Results to Differ
               From Those Projected in Forward Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customers acceptance of products and services, the possible effects of acquisitions and related financings and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as nay admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Introduction

         The Company specializes in data management services for employers' worker populations, and provides substance abuse, worksite medical surveillance, and related employee health, wellness and screening and compliance services. The Company provides these services at their customers' place of business or through a network of clinics and other fixed sites. Screening examinations are completed in accordance with recognized protocols established by federal or state mandates, clients or generally accepted medical screening procedures. While the Company provides screening services, it does not provide diagnostic or treatment services, if necessary, based on the test results. If further action is required (e.g., treatment or further testing), examination or testing results are provided to the employees' personal physician (if requested by the employee) or to the Company's customer.

         The Company operates in two reportable segments: Substance Abuse and Mobile Medical Screening. Substance Abuse includes the collection of urine samples and the administration of the testing, reporting and compliance process for client companies. Mobile Medical Screening entails the operation of a fleet of vehicle equipped with various medical screening and testing equipment that perform a variety services customers' places of business. The Company was formed in 1993, and through acquisitions and internal growth, delivers its services throughout the United States.

Capital and Sources of Liquidity

         The Company has invested heavily in infrastructure to service its customers and in the development of information systems, data base management software and customer reporting applications software. As a result, the Company's cash flow from operations has historically been negative and has required the Company to raise substantial additional capital in the form of bank financing (as described below), long-term debt provided by private investors and equity in order to continue operations. The Company believes that it will begin realizing benefits, in the form of increased revenues, during the years 2000 and beyond through acquisition of new clients and sales of information services to existing customers.

         The Company has entered into a financing arrangement with Bank of America to provide working capital to support the Company's operations and growth. Under the terms of this facility, the Bank advances 70% of the face value of the invoice upon presentation with the balance being remitted to the Company upon payment of the amount due by the Company's customer. Based on the funding available under the bank facility and the increasing volume of business with existing customers, the Company believes that it will have the resources to meet its capital requirements for its current operations. To the extent that the Company enters into significant new customer contracts, additional cash may be required during the start up phases of those contracts.

         For the three months ended March 31, 2000, cash flow from operations generated $484,000 as increases in accounts receivable were more than offset by increases in other expense accruals, primarily as a result of extended payment terms negotiated with certain large vendors. In addition, for the three months ended March 31, 2000, the Company made repayments of notes payable of $93,000 and received $209,000 from the issuance of common stock. As a result, the Company had net cash provided from financing activities of $116,000 for the three months ended March 31, 2000. Capital expenditures during the first quarter totaled $158,000, and other assets, principally prepaid insurance and deposits, increased $331,000, resulting in a use of $489,000 in investing activities.

         For the three months ended March 31, 1999, cash flow from operations declined $3.2 million as a result of a higher net loss and an increase in other current assets as a result of (a) the deferred receipt (at the Company's request) of a portion of capital raised by Afton, Inc. before its reverse merger with the Company and (b) increases in prepaid expenses, sundry receivables and other current items resulting from acquisitions by the Company during 1999. Capital expenditures during the first quarter of 1999 aggregated $33,000.

Results of Operations

         In evaluating financial performance, management focuses on a segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). Net income, determined after corporate expenses, interest and depreciation and amortization costs, is reviewed by management on a consolidated basis only. The following paragraphs describe key operating measurements for each segment and consolidated net income.

Substance Abuse

         Substance Abuse revenues for the three months ended March 31, 2000 totaled $1.8 million compared with $1.3 million for the three months ended March 31, 1999. The increase ($470,000 or 35%) was primarily attributable to new customer contracts and increased volume from acquisition of Medical Drug Testing, Inc. during fourth quarter 1999 and expansion of services within the Company's existing customer base.

         Gross profit for the three months ended March 31, 2000 aggregated $738,000 compared with $528,000 for the three months ended March 31, 1999. This increase was attributable to the higher volume described above and operating efficiencies from consolidation of operations.

         Selling, general and administrative expenses decreased 2.5% from $479,200 for the three months ended March 31, 1999 to $467,100 during the same period this year. This decrease was attributable principally to lower compensation and benefit costs and professional fees.

         EBITDA for the three months ended March 31, 2000 totaled $271,000 compared with $103,000 during the same period in 1999 as a result of higher volumes and cost reductions.

Mobile Screening

         Mobile Screening revenues for the three months ended March 31, 2000 totaled $1.4 million compared with $752,000 for the three months ended March 31, 1999. This increase (86%) was attributable to new contracts and higher volume associated with businesses acquired during second and fourth quarters of 1999.

         Gross profits increased 52% during the three months ended March 31, 2000, from $625,000 in 2000 compared with $412,000 for the same period during 1999. This increase resulted from higher sales volumes described above and operating efficiencies associated with improved utilization of the Company's mobile vehicle fleet.

         Selling, general and administrative expenses for the three months ended March 31, 2000 totaled $450,000 compared with $405,000 for the same period in 1999, primarily as a result of operating costs associated with companies acquired during second and fourth quarters of 1999.

         EBITDA for the period ended March 31, 2000 aggregated $175,000 compared with $7,000 for the same period in 1999. The improvement ($168,000) is attributable to higher sales volumes and improved operating efficiencies, offset, in part, by the higher selling, general and administrative expenses.

CORPORATE ITEMS AND NET LOSS

         Corporate selling, general and administrative expenses, including costs associated with the Company's executive offices, corporate sales and marketing, accounting and information and data management operations, totaled $359,000 for the period ended March 31, 2000 compared to $145,000 for the same period in 1999. The increase resulted principally from higher travel costs related to corporate sales activities, insurance expense and facility costs related to the Company's new corporate offices.

         Interest expenses ($152,000) increased $42,000 during first quarter 2000 compared with the same period last year. The increase was attributable principally to financing (a) the higher level of operating activity associated with sales volume growth and (b) prior period acquisitions.

         Net loss decreased $566,000, from $712,000 during the three months ended March 31, 1999 to $146,000 for the comparable period this year, primarily as a result of improved operating performance ($204,000) and lower acquisition-related costs ($412,000) offset partially by higher interest expense.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.


ITEM 6.  EXHIBITS.

(3)      Charter and by-laws.

(4)      Instruments defining the rights of security holders.

(21)     Subsidiaries of the registrant.

(27)     Financial Data Schedule.

DESCRIPTION OF EXHIBITS

(3.1) Articles of Incorporation incorporated by reference to Form 10-SB filed December 8, 1999

(3.2)    Bylaws incorporated by reference to Form 10-SB filed December 8, 1999

(4) Common Stock Certificate incorporated by reference to Form 10-SB filed December 8, 1999

(21) Subsidiaries of the registrant incorporated by reference to Amendment 1 to Form 10-SB

(27)     Financial Data Schedule.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Healthcomp Evaluation Services Corporation
                                                    (Registrant)


Date: May 9, 2000                    By: /s/ John F. Thomas
                                        ---------------------------------------
                                     Name:   John F. Thomas
                                     Title:  Chief Executive Officer


Date: May 9, 2000                    By: /s/ Thomas M. Hartnett
                                        ---------------------------------------
                                     Name:   Thomas M. Hartnett
                                     Title:  Chief Financial Officer & Treasurer