Form 10QSB
period 2000-06-30
HEALTHCOMP EVALUATION SERVICES CORP
filed 2000-08-18
CIK 1084937

                  Securities and Exchange Commission
                       Washington, DC 20549

                 -----------------------------------
                            FORM 10-QSB
 ___x__  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

             For the quarterly period ended June 30, 2000
                     Commission File No. 0-28379

                 Healthcomp Evaluation Services Corporation

Nevada                                         88-0395372
(State or other jurisdiction of             I.R.S. Employer
incorporation or organization)              Identification Number)

                     2001 Siesta Drive, Suite 302
                       Sarasota, Florida  34239
           (Address and zip code of principal executive offices

                             941-925-2625
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__x__   YES      _____  NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock             14,487,391 Shares Outstanding
        $0.001 par value             as of August 14, 2000

             Healthcomp Evaluation Services Corporation
                           and Subsidiaries
                        Report on Form 10-QSB
                    Quarter Ended June 30, 2000

                          Table of Contents
                          ------------------

Part I. Financial Information
Item 1. Financial Statements
        Consolidated balance sheets as of June 30, 2000 and December
               31, 1999
        Consolidated statements of operations for the three months and six months ended June 30, 2000 and June 30, 1999.
        Consolidated statements of cash flows for the six months ended
               June 30, 2000.
        Notes to consolidated financial statements.

Item 2.:
        Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

Part II.  Other Information

Item 1.  Financial Information

                     Healthcomp Evaluation Services Corporation
                                and Subsidiaries
                           Consolidated Balance Sheets
                                    (Unaudited)

(In thousands)                                                             June 30,          December 31,
                                                                             2000                1999
                                                                           --------          -----------
CURRENT ASSETS:
Cash and cash equivalents                                               $        25         $        57
Accounts receivable, net of allowance for doubtful accounts of                2,569               1,622
      $88,000 and $248,000 in 2000 and 1999, respectively
Inventory                                                                        91                 122
Prepaid expenses and other current assets                                       243                 254
                                                                        -----------         -----------
     Total current assets                                                     2,928               2,077

PROPERTY AND EQUIPMENT, net                                                   1,797               1,655

INTANGIBLES, net                                                              2,791               2,981

OTHER ASSETS                                                                    711                 376
                                                                       ------------        ------------
     Total Assets                                                       $     8,227         $     7,067
                                                                       ============        ============

CURRENT LIABILITIES:
Current portion of long-term debt and notes payable                     $     1,977         $     1,440
Accounts payable                                                              3,050              1,972
Accrued liabilities                                                             914                791
Interest payable                                                                 26                 32
Deferred tax liabilities                                                         75                 75
Other                                                                             0                 12
                                                                       ------------       ------------
     Total current liabilities                                                6,042              4,322

LONG-TERM DEBT, less current portion                                          1,046                972
                                                                       ------------        -----------
     Total liabilities                                                        7,088              5,294

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,487,391         14                 14
and 13,846,902 shares issued during 2000 and 1999 respectively
Paid-in capital                                                              10,633             10,328
Treasury stock, 946,000 shares                                                 (142)              (142)
Accumulated deficit                                                          (9,366)            (8,427)
     Total shareholders' equity                                               1,139              1,773
                                                                       ------------       ------------
                                                                        $     8,227        $     7,067
                                                                       ============       ============

                Healthcomp Evaluation Services Corporation
                             and Subsidiaries
                   Consolidated Statements of Operations
                                (Unaudited)

(In thousands except per share amounts)

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                               ----------------------         ------------------
                                                2000            1999           2000        1999
                                               ------          ------         ------      ------
NET SALES                                 $     3,412     $     2,446     $     6,767   $     4,508
COST OF SALES                                   1,946           1,331           3,809         2,398
                                          -----------     -----------     -----------   -----------
     Gross Profit                               1,466           1,116           2,959         2,109
                                          -----------     -----------     -----------   -----------
OPERATING EXPENSES
Selling, general, and administrative expenses   1,688           1,173           3,011         2,202
Depreciation and amortization expense             246             120             375           232
                                          -----------       ---------     -----------   -----------
     Total operating expenses                   1,934           1,293           3,386         2,434
                                          -----------       ---------     -----------   -----------
OPERATING INCOME (LOSS)                          (467)           (178)           (427)         (324)

INTEREST EXPENSE                                  157             143             309           254

OTHER EXPENSE                                     169             368             203           823
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)       (794)           (689)           (939)       (1,401)
INCOME TAX PROVISION                                -               -               -             -
                                          -----------     -----------      ----------   -----------
NET LOSS                                   $     (794)     $     (689)      $    (939)   $   (1,401)
                                          ===========     ===========      ==========   ===========
BASIC AND DILUTED EARNINGS PER SHARE         $  (0.06)      $   (0.07)      $   (0.07)    $   (0.14)
                                          ===========     ===========      ==========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING            14,206           9,359          14,326         9,853
                                          ===========     ===========      ==========   ===========

                Healthcomp Evaluation Services Corporation
                             And Subsidiaries
                  Consolidated Statements of Cash Flows
                                (Unaudited)

(In thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                       2000           1999
                                                                      ------         ------
Cash flows from operating activities:
        Net Income/(Loss)                                          $    (939)      $   (1,401)
Adjustments to reconcile net loss to net cash
used in operating activities:
                Depreciation and amortization                            375              232
                Changes in assets and liabilities, net of acquisitions:
                        Accounts receivable, net                        (947)            (829)
                        Prepaid expenses and other current assets         42           (1,832)
                        Accounts payable and accrued expenses          1,183              759
                        Change in other assets                          (335)              27
                                                                   ---------        ---------
                                Net cash used in operating activities   (622)	          (3,044)
                                                                   ---------        ---------
Cash flows from investing activities:
        Capital expenditures                                            (326)            (322)
        Acquisitions                                                       0              494
                                                                   ---------        ---------
                        Net cash used in investing activities           (326)	             172
                                                                   ---------        ---------
Cash flows from financing activities:
        Borrowings of notes payable                                      781              951
        (Repayments) of notes payable                                   (170)          (1,411)
        Proceeds from the issuance of common stock                       305            3,102
        Purchase of treasury stock                                         0                0
                                                                   ---------        ---------
                        Net cash provided by financing activities        916            2,642
                                                                   ---------        ---------
Net Change in Cash and Cash Equivalents                                  (32)            (230)

Cash and Cash Equivalents, beginning of period                            57              457
                                                                   ---------       ----------
Cash and Cash Equivalents, end of period                           $      25       $      227
                                                                   =========       ==========

Supplemental non-cash disclosure:
     During 1999, the Company converted $1.3 million in long-term debt to common stock.

                 Healthcomp Evaluation Services Corporation
                                And Subsidiaries
                Notes to Consolidated Financial Statements
                          Quarter Ended June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire year.

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

NOTE 2 - BUSINESS COMBINATIONS

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

On April 1, 1999, the Company acquired the assets of Health Services of Florida, Inc., a Clearwater, Florida-based wellness testing firm, for a purchase price of $187,000, which included the assumption of liabilities of $4,000. The excess of the purchase price over the fair value of the identifiable assets acquired of $110,000 has been recorded as an intangible and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the assets acquired and liabilities assumed has been recorded based on the fair value, as follows:

Working capital, net     $   31,000
Property and equipment       50,000
Intangibles                 110,000
Liabilities assumed          (4,000)
                         ----------
                         $  187,000
                         ==========

On June 1, 1999, the Company acquired certain mobile health testing services assets from UPMC Diversified Health Services, Inc., a unit of the University of Pittsburgh health system, for a purchase price of $814,000. The excess of the purchase price over the fair value of the identifiable assets acquired of $251,000 has been recorded as an intangible and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the assets acquired and liabilities assumed has been recorded based on the fair value, as follows:

Working capital, net     $   125,000
Property and equipment       439,000
Intangibles                  250,000
                         -----------
                         $   814,000
                         ===========

NOTE 3 - DEBT

     During the three months ended June 30, 2000, the Company issued one-year notes totaling $560,000 bearing interest at 8% per annum during the first 120 days from date of issuance, increasing to 15% per annum until the earlier of maturity or repayment. In addition, the Company entered into a capital lease arrangement with Deutsche Financial Corporation for the lease of a telephone system at its corporate headquarters. The unpaid balance on this lease totaled $72,000 at June 30, 2000.

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

Segment Information
--------------------

(In thousands)

                                       Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                       ------------------         ----------------
                                       2000          1999         2000        1999
                                       ----          ----         ----        ----
Segment Revenues
Substance Abuse                      $  1,846       $  1,455   $  3,656    $  2,795
Mobile Screening                        1,608          1,029      3,197       1,781
Corporate items and eliminations          (42)           (38)       (86)        (69)
                                     --------       --------   --------    --------
Consolidated Revenues                $  3,412       $  2,446   $  6,767    $  4,508
                                     --------       --------   --------    --------
Segment Earnings (Loss) (EBITDA)
Substance Abuse                      $    307       $    110   $    578    $    214
Mobile Screening                          128            248        391         255
Corporate items and eliminations         (656)          (416)    (1,022)       (561)
                                     --------       --------   --------    --------
Consolidated Earnings (Loss)
     (EBITDA)                        $   (221)      $    (57)  $    (53)   $    (92)
                                     ========       ========   ========    ========

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

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

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

For the six months ended June 30, 2000, cash flow from operations used $622,000 as operating losses and increases in accounts receivable resulting from increased sales volumes more than offset increases in accounts payable and other expense accruals. Cash flows from investing activities used $326,000 during the first half of 2000 for capital expenditures ($326,000). In addition, for the six months ended June 30, 2000, the Company had net borrowings of notes payable of $611,000 and received $305,000 from the issuance of common stock. As a result, the Company had net cash provided from financing activities of $916,000 for the six months ended June 30, 2000.

For the six months ended June 30, 1999, cash flow from operations declined $3.0 million as a result of a higher net loss and an increase in other current assets as a result of (a) the deferred receipt (at the Company's request) of a portion of capital raised by Afton, Inc. before its reverse merger with the Company and (b) increases in prepaid expenses, sundry receivables and other current items resulting from acquisitions by the Company during 1999. Capital expenditures during the first six months of 1999 aggregated $322,000.

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

Substance Abuse

Substance Abuse revenues for the three months ended June 30, 2000 totaled $1.8 million compared with $1.5 million for the three months ended June 30, 1999. The increase ($391,000 or 27%) was primarily attributable to new customer contracts and increased volume from acquisition of Medical Drug Testing, Inc. ("MDT") during fourth quarter 1999 and expansion of services within the Company's existing customer base. Revenues for the six months ended June 30, 2000 totaled $3.7 million, up 31% ($861,000) from the comparable period during 1999. The increase resulted from higher volumes and the acquisition of MDT described previously.

Gross profit for the three months ended June 30, 2000 aggregated $701,000 compared with $553,000 for the three months ended June 30, 1999. This increase was attributable to the higher volume described above and operating efficiencies from consolidation of TPA operations offset partially by lower margins in the Company's collection services associated with new contract start-ups. Gross profit for the six months ended June 30, 2000 totaled $1.4 million, up 27% from $1.1 million for the same period during 1999. Increased volume and consolidation efficiencies accounted for most of the increase.

Selling, general and administrative expenses decreased 10.9% from $443,000 for the three months ended June 30, 1999 to $394,000 during the same period this year. This decrease was attributable principally to lower compensation and benefit costs offset partially by higher office expenses, principally telephone costs associated with acquired operations and higher business volumes. For the six months ended June 30, 2000, selling, general and administrative expenses decreased $61,000 from the six month period ended June 30, 1999, primarily as a result of lower compensation and benefit costs offset, in part, by higher office expenses.

EBITDA for the three months ended June 30, 2000 totaled $307,000 compared with $110,000 (up 179%) during the same period in 1999 as a result of higher volumes and cost reductions. For the six months ended June 30, 2000, EBITDA increased $364,000 (up 170%) compared with the six months ended June 30, 1999. The increase resulted from higher sales volumes and consolidation benefits, offset partially by start-up costs in the Company's collection operations.

Mobile Screening

Mobile Screening revenues for the three months ended June 30, 2000 totaled $1.6 million compared with $1.0 million for the three months ended June 30, 1999. This increase (56%) was attributable to new contracts and higher volume associated with businesses acquired during second and fourth quarters of 1999. During the six months ended June 30, 2000, revenues increased $1.4 million, from $1.8 million during the first half of 1999 to $3.2 million during the same period of 2000. Higher volumes from the existing customer base and new contracts resulted in the higher revenue level.

Gross profits increased 36% during the three months ended June 30, 2000, from $562,000 in 1999 to $765,000 for the same period during 2000. This increase resulted from higher sales volumes described above and operating efficiencies associated with improved utilization of the Company's mobile vehicle fleet, offset partially by higher direct labor costs for the Company's technicians. For the six months ended June 30,

2000, gross profits totaled $1.5 million compared with $973,000 during the same period of 1999, an increase of 57%. The increase resulted from higher sales volumes and new customer contracts as described above.

Selling, general and administrative expenses for the three months ended June 30, 2000 totaled $637,000 compared with $314,000 for the same period in 1999, primarily as a result of operating costs associated with companies acquired during second and fourth quarters of 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 increased $416,000 from $719,000 during 1999 to $1.1 million during 2000 as a result of the acquisitions described above.

EBITDA for the period ended June 30, 2000 aggregated $128,000 compared with $248,000 for the same period in 1999. The decrease ($120,000) is attributable to costs associated with consolidating operations offset, in part, by higher sales volumes. For the six months ended June 30, 2000, EBITDA totaled $391,000, up $136,000 (53%) compared with the comparable period during 1999. The year-to-date increase was principally attributable to strong sales performance during the first quarter of 2000 and sales associated with the Company's new call center.

Corporate Items and Net Loss

Corporate selling, general and administrative expenses, including costs associated with the Company's executive offices, corporate sales and marketing, accounting and information and data management operations, totaled $656,000 for the period ended June 30, 2000 compared to $417,000 for the same period in 1999. The increase resulted principally from higher travel costs related to corporate sales activities, insurance expense, facility costs related to the Company's new corporate offices and addition of headquarters marketing personnel. For the six months ended June 30, 2000, corporate selling, general and administrative expenses totaled $1.0 million compared with $562,000 for the six months ended June 30, 1999, an increase of $460,000 resulting primarily from higher compensation costs, travel and insurance costs during 2000.

     Interest expenses ($157,000) increased $14,000 during second quarter 2000 compared with the same period last year. The increase was attributable principally to financing (a) the higher level of operating activity associated with sales volume growth and (b) prior period acquisitions. For the six month period ending June 30, 2000, interest expense totaled $309,000, an increase of $56,000, as a result of higher working capital needs.

     Net loss increased $105,000, from $689,000 during the three months ended June 30, 1999 to $794,000 for the comparable period this year, primarily as a result of lower operating earnings in the Company's mobile health screening business. Net loss for the first half of 2000 totaled $939,000 compared with $1.4 million during the same period last year. The improvement ($462,000) was attributable to higher operating profits in both business segments, offset, in part, by higher corporate expenses and interest costs.

PART II - OTHER INFORMATION

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

Subsidiaries of the registrant incorporated by reference to Amendment 1 to Form
        10-SB
Financial Data Schedule.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcomp Evaluation Services Corporation
(Registrant)

Date:  August 17, 2000

/s/ John F. Thomas
--------------------------
John F. Thomas, Chairmand and CEO

Date:  August 17, 2000

/s/ Thomas M. Hartnett
-------------------------
Thomas M. Hartnett, Senior Vice President