Form 10QSB/A
period 2000-06-30
HEALTHCOMP EVALUATION SERVICES CORP
filed 2000-09-12
CIK 1084937

                 Securities and Exchange Commission
                       Washington, DC  20549
           ----------------------------------------------

                             FORM 10-QSB/A
  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
 ----       Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2000
                     Commission File No.  0-28379

               Healthcomp Evaluation Services Corporation

          Nevada                                88-0395372
(State or other jurisdiction of               I.R.S. Employer
incorporation or organization)           Identification Number)

                    2001 Siesta Drive, Suite 302
                       Sarasota, Florida  34239
       (Address and zip code of principal executive offices)

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
      x       YES               NO
     ---              ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock                   14,487,391 Shares Outstanding
$0.001 par value                  as of August 14, 2000

                Healthcomp Evaluation Services Corporation
                           and Subsidiaries
                       Report on Form 10-QSB/A
                    Quarter Ended June 30, 2000

Table of Contents
----------------------

This Form 10-QSB/A is filed for the sole purpose of amending the information contained in Part I. Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-QSB, for the quarter ended June 30, 2000, originally filed on August 18, 2000.

Part I.    Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part I - Financial Information

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include our ability to obtain financing in amounts sufficient to fund our working capital requirements and sustain our operations, price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customers acceptance of products and services, the possible effects of acquisitions and related financings and other factors which are described herein and/or in documents incorporated by reference herein.

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

The Company operates in two reportable segments: Substance Abuse and Mobile Medical Screening. Substance Abuse includes the collection of urine samples and the administration of the testing, reporting and compliance process for client companies. Mobile Medical Screening entails the operation of a fleet of vehicles equipped with various medical screening and testing equipment that perform a variety services customers' places of business. The Company was formed in 1993, and through acquisitions and internal growth, delivers its services throughout the United States.

Capital and Sources of Liquidity

The Company has invested heavily in infrastructure to service its customers and in the development of information systems, data base management software and customer reporting applications software. As a result, the Company's cash flow from operations has historically been negative and has required the Company to raise substantial additional capital in the form of bank financing (as described below), long-term debt provided by private investors and equity in order to continue operations. The Company believes that it will begin realizing benefits, in the form of increased revenue, during the years 2000 and beyond through acquisition of new clients and sales of information services to existing customers.

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

Subsequent to June 30, 2000, the Company received $500,000 in short-term bridge financing from one of its customers, the proceeds of which were to be applied to meet short-term working capital requirements of the Company. That note is due on September 11, 2000 and bears interest at 12.5 % per annum. The Company is currently exploring alternative financing sources in order to provide funds to repay the short term note and satisfy other working capital requirements. The inability of the Company to enter into alternative financing arrangements or to repay that note when it becomes due would have a material adverse effect on the Company's liquidity and financial condition and on its ability to finance its operations. There can be no assurance that alternative sources of funding will be available to the Company, or, if such sources are available, that they will be on terms that are favorable or acceptable to the Company.

For the six months ended June 30, 2000, cash flow from operations used $622,000 as operating losses and increases in accounts receivable resulting from increased sales volumes more than offset increases in accounts payable and other expense accruals. Cash flows from investing activities used $326,000 during the first half of 2000 for capital expenditures. In addition, for the six months ended June 30, 2000, the Company had net borrowings of notes payable of $611,000 and received $305,000 from the issuance of common stock. As a result, the Company had net cash provided from financing activities of $916,000 for the six months ended June 30, 2000.

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

Selling, general and administrative expenses decreased 10.9% from $443,000 for the three months ended June 30, 1999 to $394,000 during the same period this year. This decrease was attributable principally to lower compensation and benefit costs offset partially by higher office expenses, principally telephone costs associated with acquired operations and higher business volumes. For the six months ended June 30, 2000, selling, general and administrative expenses decreased $61,000 from the six month period ended June 30, 1999, primarily as a result of lower compensation and benefit costs offset in part by higher office expenses.

EBITDA for the three months ended June 30, 2000 totaled $307,000 compared with $110,000 (179%) during the same period in 1999 as a result of higher volumes and cost reductions. For the six months ended June 30, 2000, EBITDA increased $364,000 (up 170%) compared with the six months ended June 30, 1999. The increase resulted from higher sales volumes and consolidation benefits, offset partially by start-up costs in the Company's collection operations.

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

EBITDA for the period ended June 30, 2000 aggregated $128,000 compared with $248,000 for the same period in 1999. The decrease ($120,000) is attributable to the costs associated with consolidating operations offset, in part, by higher sales volumes. For the six months ended June 30, 2000, EBITDA totaled $391,000, up $136,000 (53%) compared with the comparable period during 1999. The year-to-date increase was principally attributable to strong sales performance during the first quarter of 2000 and sales associated with the Company's new call center.

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

Net loss increased $105,000, from $689,000 during the three months ended June 30,1999 to $794,000 for the comparable period this year, primarily as a result of lower operating earnings in the Company's mobile health screening business. Net loss for the first half of 2000 totaled $939,000 compared with $1.4 million during the same period last year. The improvement ($462,000) was attributable to higher operating profits in both business segments, offset, in part, by higher corporate expenses and interest costs.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcomp Evaluation Services Corporation
(Registrant)

Date:   September 7, 2000

/s/ John F. Thomas
John F. Thomas, Chairman and CEO


Date:   September 7, 2000

/s/ Thomas M. Hartnett
Thomas M. Hartnett, Senior Vice President