Form 10QSB
period 2000-09-30
HEALTHCOMP EVALUATION SERVICES CORP
filed 2000-11-14
CIK 1084937

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    ---------------------------------------


                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000    COMMISSION FILE NO. 0-28379
                               ------------------                        -------



                   HEALTHCOMP EVALUATION SERVICES CORPORATION



              NEVADA                                     88-0395372
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                          2001 SIESTA DRIVE, SUITE 302
                             SARASOTA, FLORIDA 34239
              ----------------------------------------------------
              (Address and zip code of principal executive offices


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


             COMMON STOCK              39,705,171 SHARES OUTSTANDING
           $0.001 PAR VALUE               AS OF NOVEMBER 10, 2000



================================================================================

                   HEALTHCOMP EVALUATION SERVICES CORPORATION

                                AND SUBSIDIARIES

                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS
                                -----------------

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated balance sheets as of September 30, 2000 and December 31, 1999

         Consolidated statements of operations for the three months and nine months ended September 30, 2000 and September 30, 1999.

         Consolidated statements of cash flows for the nine months ended September 30, 2000 and September 30, 1999.

         Notes to consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 1.  Legal Proceedings

Item 3.  Default on Senior Security

Item 6.  Exhibits and Report Filed on Form 8-K

ITEM 1.  FINANCIAL INFORMATION

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)                                                                    September 30,        December 31,
                                                                                      2000                 1999
                                                                                  -------------        ------------
CURRENT ASSETS:

Cash and cash equivalents...................................................        $    345             $     57
Accounts receivable, net of allowance for doubtful accounts of
      $70,000 and $248,000 in 2000 and 1999, respectively...................           2,847                1,622
Inventory...................................................................             105                  122
Prepaid expenses and other current assets...................................             480                  254
                                                                                    --------             --------
                       Total current assets.................................           3,776                2,055
                                                                                    --------             --------

PROPERTY AND EQUIPMENT, net.................................................           2,789                1,655

INTANGIBLES, net............................................................           4,739                2,981

OTHER ASSETS................................................................             369                  376
                                                                                    --------             --------
                       Total Assets.........................................        $ 11,674             $  7,067
                                                                                    ========             ========

CURRENT LIABILITIES:

Current portion of long-term debt and notes payable.........................        $  7,098             $  1,440
Accounts payable............................................................           2,695                1,972
Accrued liabilities.........................................................           1,260                  791
Interest payable............................................................              44                   32
Deferred tax liabilities....................................................              69                   75
Other.......................................................................              --                   12
                       Total current liabilities............................          11,167                4,322

LONG-TERM DEBT, less current portion........................................           1,826                  972
                                                                                    --------             --------
                       Total liabilities....................................          12,993                5,294
                                                                                    --------             --------
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,804,891
and 13,846,902 share issued during 2000 and 1999 respectively...............              15                   14
Paid-in capital.............................................................          10,716               10,328
Treasury stock, 946,000 shares..............................................            (142)                (142)
Accumulated deficit.........................................................         (11,907)              (8,427)
                                                                                    --------             --------
                       Total shareholders' equity (deficit).................          (1,319)               1,773
                                                                                    --------             --------
                                                                                    $ 11,674             $  7,067
                                                                                    ========             ========

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands except per share amounts)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                      -------------------------          -------------------------
                                                        2000             1999              2000             1999
                                                      --------          -------          --------          -------
NET SALES.......................................      $  3,413          $ 2,638          $ 10,180          $ 7,146

COST OF SALES...................................         2,341            1,361             6,150            3,759
                                                      --------          -------          --------          -------

                Gross Profit....................         1,071            1,277             4,030            3,386
                                                      --------          -------          --------          -------
OPERATING EXPENSES

Selling, general, and administrative expenses...         2,397            1,375             5,408            3,576

Depreciation and amortization expense...........           168              134               543              366
                                                      --------          -------          --------          -------
                Total operating expenses........         2,565            1,509             5,951            3,943
                                                      --------          -------          --------          -------
INCOME (LOSS)...................................        (1,493)            (232)           (1,921)            (556)

INTEREST EXPENSE................................           241              123               550              377

OTHER EXPENSE...................................           651              105               853              928
                                                      --------          -------          --------          -------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)......        (2,385)            (461)           (3,324)          (1,862)

INCOME TAX PROVISION............................            --               --                --               --
                                                      --------          -------          --------          -------
NET LOSS........................................      $ (2,385)         $  (461)         $ (3,324)         $(1,862)
                                                      ========          =======          ========          =======
BASIC AND DILUTED EARNINGS PER SHARE............      $  (0.17)         $ (0.05)         $  (0.23)         $ (0.19)
                                                      ========          =======          ========          =======
WEIGHTED AVERAGE SHARES OUTSTANDING.............        14,450            9,675            14,450            9,675
                                                      ========          =======          ========          =======

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2000             1999
Cash flows from operating activities:
        Net Income/(Loss)...................................................    $(3,324)         $(1,862)

Adjustments to reconcile net loss to net cash used in operating activities:

                Depreciation and amortization...............................        543              366
                Changes in assets and liabilities, net of acquisitions:

                        Accounts receivable, net............................     (1,225)            (469)

                        Prepaid expenses and other current assets...........       (209)          (1,704)

                        Accounts payable and accrued expenses...............      1,187              333

                        Change in other assets..............................        (65)              41
                                                                                -------          -------
                                Net cash used in operating activities.......     (3,094)          (3,294)
                                                                                -------          -------

Cash flows from investing activities:

        Capital expenditures................................................       (519)            (322)

        Acquisitions........................................................     (3,000)           1,756
                                                                                -------          -------
                        Net cash used in investing  activities..............     (3,519)           1,434
                                                                                -------          -------
Cash flows from financing activities:

        Borrowings of notes payable.........................................      6,702              951

        (Repayments) of notes payable.......................................       (190)          (1,411)

        Proceeds from the issuance of common stock..........................        388            1,919

        Purchase of treasury stock..........................................         --               --
                                                                                -------          -------

                        Net cash provided by financing activities...........      6,901            1,459
                                                                                -------          -------

Net Change in Cash and Cash Equivalents.....................................        288             (402)

Cash and Cash Equivalents, beginning of period..............................         57              457
                                                                                -------          -------

Cash and Cash Equivalents, end of period....................................    $   345          $    55
                                                                                =======          =======

SUPPLEMENTAL NON-CASH DISCLOSURE:
         During 1999, the Company converted $1.3 million in long-term debt to common stock.

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the entire year.

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

          Working capital, net............................ $ 31,000
          Property and equipment..........................   50,000
          Intangibles.....................................  110,000
          Liabilities assumed.............................   (4,000)
                                                           --------

                                                           $187,000
                                                           ========

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

         Working capital, net............................. $125,000
         Property and equipment...........................  439,000
         Intangibles......................................  250,000
                                                           --------

                                                           $814,000
                                                           ========

         As of September 15, 2000, the Company acquired the Preventive Services Division of U.S. HealthWorks, Inc., a leading provider of clinic-based occupational health services, for total consideration of $3.0 million, of which $2.0 million was paid in cash at closing on September 21, 2000 with the balance to be paid in quarterly installments over the next twelve months. Funds used to complete the acquisition were provided under the terms of a financing arrangement between the Company and Diligenti, Inc. (see Note 3. "Debt" below). The excess of the purchase price over the fair value of the identifiable assets acquired of $1,560,000 has been recorded as an intangible and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the assets acquired and liabilities assumed has been recorded based on the fair value, as follows:

         Working capital, net............................. $  340,000
         Property and equipment...........................  1,100,000
         Intangibles......................................  1,560,000
                                                           ----------

                                                           $3,000,000
                                                           ==========

         The Preventive Services Division ("PSD") provides mobile audiometric and respiratory testing services, industrial hygiene and safety consulting and data processing and health evaluation services to a national client base. The assets acquired by the Company will be integrated into the Company's worksite medical surveillance business to service existing clients of the Company and of PSD.

NOTE 3 - DEBT

         During the quarter, the Company received $500,000 in short-term bridge financing from one of its customers, the proceeds of which were applied to meet short-term working capital requirements of the Company. That note bears interest at 12.5 % per annum and was due on September 11, 2000. The Company is negotiating with the lender to restructure this note; however, while the Company believes that discussions are proceeding satisfactorily, there can be no assurance that an acceptable resolution will be achieved.

         In addition, as of September 15, 2000, the Company entered into a strategic relationship with Diligenti, a global life sciences group, through its US subsidiary, Diligenti, Inc. (collectively, "Diligenti"). Pursuant to the terms of an Amended and Restated Loan Agreement, dated as of October 3, 2000 (the "Loan Agreement"), between the Company and Diligenti, Inc., $3.75 million was loaned to the Company on September 21, 2000 in exchange for a convertible note, the proceeds of which were used to finance the acquisition of the Preventive Services Division of U.S. HealthWorks, Inc. (See Note 2. "Business Combinations" above). Under the terms of the Loan Agreement, Diligenti has the option, subject to satisfaction of certain conditions, to make an additional investment of $1.25 million in HESc's common stock in the future. The combination of those shares of stock issuable on conversion of the note, together with the shares of stock issuable in connection with the additional $1.25 million investment that Diligenti has the option to make, would result in Diligenti owning shares of common stock representing 51% of HESc's fully diluted common stock.

         Subsequent to September 30, 2000, Diligenti converted the note and invested the additional $1.25 million in exchange for approximately 24.9 million shares of the Company's common stock. Interest accrued on the note has been cancelled.

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

Segment Information

(In thousands)


                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                           ---------------------       ----------------------
                                             2000          1999          2000          1999
                                           -------       -------       --------       -------
SEGMENT REVENUES
Substance Abuse.........................   $ 1,690       $ 1,445       $  5,346       $ 4,240

Mobile Screening........................     1,743         1,230          4,940         3,011

Corporate items and eliminations........       (20)          (37)          (106)         (106)
                                           -------       -------       --------       -------
CONSOLIDATED REVENUES...................   $ 3,413       $ 2,638       $ 10,180       $ 7,146
                                           =======       =======       ========       =======

SEGMENT EARNINGS (LOSS) (EBITDA)

Substance Abuse.........................   $   (70)      $   153       $    509       $   367

Mobile Screening........................      (513)          185           (122)          440

Corporate items and eliminations........      (743)         (436)        (1,765)         (997)
                                           -------       -------       --------       -------
CONSOLIDATED EARNINGS (LOSS) (EBITDA)...   $(1,325)      $   (98)      $ (1,378)      $  (190)
                                           =======       =======       ========       =======

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

         The Company operates in two reportable segments: Substance Abuse and Mobile Medical Screening. Substance Abuse includes the collection of urine samples and the administration of the testing, reporting and compliance process for client companies. Mobile Medical Screening entails the operation of a fleet of vehicle equipped with various medical screening and testing equipment that perform a variety of services at customers' places of business. Following the acquisition of the Preventive Services Division ("PSD") from U.S. HealthWorks, Inc. as of September 15, 2000, this segment also includes certain industrial safety consulting services. The Company was formed in 1993, and through acquisitions and internal growth, delivers its services throughout the United States.

Capital and Sources of Liquidity

         The Company has invested heavily in infrastructure to service its customers and in the development of information systems, data base management software and customer reporting applications software. As a result, the Company's cash flow from operations has historically been negative and has required the Company to raise substantial additional capital in the form of bank financing (as described below), long-term debt provided by private investors and equity in order to continue operations. The Company believes that it will begin realizing benefits, in the form of increased revenues, during the years 2001 and beyond through acquisition of new clients and sales of information services to existing customers.

         The Company has entered into a financing arrangement with Bank of America to provide working capital to support the Company's operations and growth. Under the terms of this facility, the Bank advances 70% of the face value of the invoice upon presentation with the balance being remitted to the Company upon payment of the amount due by the Company's customer. Furthermore, the Company has received a $5.0 million capital infusion from Diligenti, Inc. ("Diligenti") (see Note 3. "Debt" under Item 1. above). While this $5.0 million investment has helped the Company to address its immediate working capital needs, additional funding is still required to sustain operations, settle certain past due accounts payable and fund the continued growth of its core business. To address these needs, the Company is in the final stage of negotiations with Diligenti Limited, Diligenti's parent company, to secure a further $5.0 million of funding in the form of a secured convertible bridge note. Should the Company be successful in securing this further facility, the funds made available thereunder will allow the Company to settle certain past debts as well as normalize working capital. In addition, the facility will fund projected future growth as well as allowing the Company to complete the integration of PSD, its most recent acquisition. Moreover, the Company is negotiating with certain debtholders to restructure earlier financings that are currently in default. The Company believes that these negotiations are proceeding satisfactorily; however, there can be no assurance that an acceptable resolution will be achieved.

         For the nine months ended September 30, 2000, cash flow from operations used $3.1 million as operating losses and increases in accounts receivable resulting from increased sales volumes more than offset increases in accounts payable and other expense accruals. Cash flows from investing activities used $3.5 million during the first nine months of 2000 for the PSD acquisition ($3.0 million) and capital expenditures ($519,000). In addition, for the nine months ended September 30, 2000, the Company had net borrowings of notes payable of $6,512,000 (including the $3.75 million received from Diligenti and a $1.0 million note issued to U.S. HealthWorks, Inc. in connection with the PSD acquisition) and received $388,000 from the issuance of common stock. As a result, the Company had net cash provided from financing activities of $6.9 million for the nine months ended September 30, 2000.

         For the nine months ended September 30, 1999, cash flow from operations declined $3.3 million as a result of net losses and an increase in other current assets as a result of (a) the deferred receipt (at the Company's request) of a portion of capital raised by Afton, Inc. before its reverse merger with the Company, (b) higher accounts receivable resulting from acquisitions, and (c) increases in prepaid expenses, sundry receivables and other current items resulting from acquisitions by the Company during 1999. Capital expenditures during the first nine months of 1999 aggregated $322,000.

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

Substance Abuse

         Substance Abuse revenues for the three months ended September 30, 2000 totaled $1.7 million compared with $1.4 million for the three months ended September 30, 1999. The increase ($245,000 or 17%) was primarily attributable to new customer contracts and increased volume from acquisition of Medical Drug Testing, Inc. ("MDT") during fourth quarter 1999 and expansion of services within the Company's existing customer base. Revenues for the nine months ended September 30, 2000 totaled $5.3 million, up 26% ($1,106,000) from the comparable period during 1999. The increase resulted from higher volumes and the acquisition of MDT described previously.

         Gross profit for the three months ended September 30, 2000 aggregated $579,000 compared with $606,000 for the three months ended September 30, 1999. This decrease was attributable to lower margins in the Company's collection services associated with new contract start-ups and higher collection network costs offset partially by the higher volume described above and operating efficiencies from consolidation of TPA operations. Gross profit for the nine months ended September 30, 2000 totaled $1.4 million, up 27% from $1.1 million for the same period during 1999. Increased volume and consolidation efficiencies in the Company's TPA operations accounted for most of the increase.

         Selling, general and administrative expenses increased 30.1% from $453,000 for the three months ended September 30, 1999 to $589,000 during the same period this year. This increase was attributable principally to higher collection services compensation and benefit costs; office expenses, principally telephone costs associated with acquired operations and higher business volumes; and contract start-up costs. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $76,000 from the nine month period ended September 30, 1999, primarily as a result of higher contract start-up costs and office expenses offset, in part, by lower compensation and benefit costs.

         EBITDA for the three months ended September 30, 2000 totaled a negative $70,000 compared with $153,000 income during the same period in 1999 as higher volumes and cost reductions in the TPA operations were more than offset by higher collection network and contract start-up costs. For the nine months ended September 30, 2000, EBITDA increased $142,000 (up 39%) compared with the nine months ended September 30, 1999. The increase resulted from higher sales volumes and consolidation benefits, offset partially by start-up costs in the Company's collection operations.

Mobile Screening

         Mobile Screening revenues for the three months ended September 30, 2000 totaled $1.7 million compared with $1.2 million for the three months ended September 30, 1999. This increase (42%) was attributable to new contracts and higher volume associated with a business acquired during fourth quarter 1999 and the PSD acquisition during mid-September 2000. During the nine months ended September 30, 2000, revenues increased $1.9 million, from $3.0 million during the first nine months of 1999 to $4.9 million during the same period of 2000. Higher volumes from the existing customer base and new contracts associated with acquisitions during the second and fourth quarters of 1999 and the PSD acquisition during mid-September 2000 resulted in the higher revenue level.

         Gross profits decreased 18% during the three months ended September 30, 2000, from $671,000 in 1999 to $552,000 for the same period during 2000. This decrease resulted from higher direct labor and related travel costs for the Company's technicians and lower utilization of the business' mobile vehicle fleet. For the nine months ended September 30, 2000, gross profits totaled $2.1 million compared with

$1.6 million during the same period of 1999, an increase of 26%. The increase resulted from higher sales volumes and new customer contracts as described above.

         Selling, general and administrative expenses for the three months ended September 30, 2000 totaled $1.1 million compared with $486,000 for the same period in 1999, primarily as a result of operating costs associated with companies acquired during fourth quarter of 1999, higher lodging and related travel costs and initial expenses related to the PSD acquisition. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $995,000 from $1.2 million during 1999 to $2.2 million during 2000 as a result of higher compensation, office and travel expenses associated with the acquisitions described above.

         EBITDA for the period ended September 30, 2000 was a $513,000 loss compared with earnings of $185,000 for the same period in 1999. The decreased earnings resulted from higher costs associated with the consolidation of acquired operations and lower gross profits as described above. For the nine months ended September 30, 2000, EBITDA losses totaled $122,000 compared with earnings of $440,000 during the comparable period of 1999. The year-to-date decrease was principally attributable to the third quarter losses described above, offset partially by the strong sales performance during the first quarter of 2000 and sales associated with the Company's new call center.

CORPORATE ITEMS AND NET LOSS

         Corporate selling, general and administrative expenses, including costs associated with the Company's executive offices, corporate sales and marketing, accounting and information and data management operations, totaled $743,000 for the period ended September 30, 2000 compared with $436,000 for the same period in 1999. The increase resulted principally from higher costs related to corporate sales activities, insurance expense, facility costs related to the Company's new corporate offices and the addition of headquarters marketing personnel. For the nine months ended September 30, 2000, corporate selling, general and administrative expenses totaled $1.8 million compared with $997,000 for the nine months ended September 30, 1999, an increase of $768,000 resulting primarily from higher compensation costs, office expense and insurance costs during 2000.

         Interest expenses ($241,000) increased $118,000 during third quarter 2000 compared with the same period last year. The increase was attributable principally to (a) financing the higher level of operating activity associated with sales volume growth and prior period acquisitions and (b) higher debt levels associated with bridge loans required to finance the Company's on-going operations. For the nine month period ending September 30, 2000, interest expense totaled $550,000, an increase of $173,000, as a result of higher working capital needs and funding of operating losses.

         Net loss increased $1.9 million, from $461,000 during the three months ended September 30, 1999 to $2.4 million for the comparable period this year, primarily as a result of lower operating earnings in the Company's mobile health screening business and costs associated with the PSD acquisition during September 2000. Net loss for the first nine months of 2000 totaled $3.3 million compared with $1.9 million during the same period last year. The increased loss was attributable to lower mobile testing operating profits, higher corporate expenses and interest costs and acquisition expenses associated with the PSD business.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 3.  DEFAULT ON SENIOR SECURITY.

         During the quarter, the Company received $500,000 in short-term bridge financing from one of its customers, the proceeds of which were applied to meet short-term working capital requirements of the Company. That note bears interest at 12.5 % per annum and was due on September 11, 2000. The Company is negotiating with the lender to restructure this note; however, while the Company believes that discussions are proceeding satisfactorily, there can be no assurance that an acceptable resolution will be achieved.

ITEM 6.  EXHIBITS AND REPORT FILED ON FORM 8-K.

         On September 13, 2000, the Company filed a report on Form 8-K describing a condition of default on a $500,000 bridge loan that matured on September 11, 2000. That report is incorporated by reference (see also Item 1.
Note 3. "Debt" above).

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


                                      Healthcomp Evaluation Services Corporation
                                                      (Registrant)


Date: November 13, 2000               /s/ Martin J. Clegg
                                      ------------------------------------------
                                      (Signature)*


Date: November 13, 2000               /s/ Thomas M. Hartnett
                                      ------------------------------------------
                                      (Signature)*

*Print the name and title of each signing officer under his signature.