Form 10QSB/A
period 2000-03-31
HEALTHCOMP EVALUATION SERVICES CORP
filed 2001-02-26
CIK 1084937

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                       ----------------------------------


                                 FORM 10-QSB/A


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

                               Table of Contents


This Form 10-QSB/A is filed for the sole purposes of amending Note 1 to the financial statements contained in Part I. Item 1: "Notes to consolidated financial statements" and the cautionary statement contained in Part I. Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-QSB, for the quarter ended March 31, 2000, originally filed on May 11, 2000.

Part I.  Financial Information

Item 1.  Financial Statements

         Notes to consolidated financial statements

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

         The accompanying unaudited financial statements have not been reviewed by our independent auditors in accordance with SAS No. 71 as required by SEC Regulation S-X, Rule 10-01(d). In addition, the Company has previously filed amendments to its Form 10SB that included unaudited financial statements for the year ended December 31, 1999. Our independent auditors have not completed an audit of the Company's financial statements for the year ended December 31, 1999, nor have they issued any report thereon.

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


NOTE 4 - OPERATING SEGMENTS

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. The Company operates in two segments Substance Abuse Screening Services and Mobile Health Screening Services. In evaluating financial performance, management focuses on a segment's earnings before interest, taxes, depreciation and amortization ("EBITDA").

Segment Information
-------------------

         (In thousands)
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000      1999
                                                           -------    ------

SEGMENT REVENUES
Substance Abuse                                            $ 1,810    $ 1,340
Mobile Screening                                             1,398        753
Corporate items and eliminations                               148        (32)
                                                           -------    -------
CONSOLIDATED REVENUES                                      $ 3,355    $ 2,061
                                                           =======    =======

SEGMENT EARNINGS (LOSS) (EBITDA)
Substance Abuse                                            $   271    $   104
Mobile Screening                                               175          7
Corporate items and eliminations                              (278)      (145)
                                                           -------    -------
CONSOLIDATED EARNINGS (LOSS) (EBITDA)                      $   169    $   (35)
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

         The "safe harbor" provisions described in the previous paragraph notwithstanding, Section 27A(b)(2)(D) of the Securities Act of 1933 and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934 expressly state that the safe harbor for forward looking statements does not apply to statements made with respect to the business or operations of issuers that issue penny stock.

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

         The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcomp Evaluation Services Corporation
(Registrant)

Date: February 26, 2001


/s/ Martin J. Clegg
--------------------------------------------
Martin J. Clegg, CEO




Date: February 26, 2001


/s/ Thomas M. Hartnett
--------------------------------------------
Thomas M. Hartnett, Executive Vice President