Form 10QSB/A
period 2000-06-30
HEALTHCOMP EVALUATION SERVICES CORP
filed 2001-02-26
CIK 1084937

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                       ----------------------------------


                                 FORM 10-QSB/A


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000        COMMISSION FILE NO. 0-28379


                   HEALTHCOMP EVALUATION SERVICES CORPORATION


              NEVADA                                           88-0395372
              ------                                           ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


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

                               Table of Contents



This Form 10-QSB/A is filed for the sole purposes of amending Note 1 to the financial statements contained in Part I. Item 1: "Notes to consolidated financial statements" and the cautionary statement contained in Part I. Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-QSB, for the quarter ended June 30, 2000, originally filed on August 18, 2000 and subsequently amended on September 12, 2000.

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

                  Working capital, net                $  31,000
                  Property and equipment                 50,000
                  Intangibles                           110,000
                  Liabilities assumed                    (4,000)
                                                      ---------
                                                      $ 187,000
                                                      =========

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

                  Working capital, net                $ 125,000
                  Property and equipment                439,000
                  Intangibles                           250,000
                                                      ---------
                                                      $ 814,000
                                                      =========


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

Segment Information
-------------------

         (In thousands)

                                         Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                         -------------------     -------------------
                                            2000        1999        2000        1999
                                         -------     -------     -------     -------

SEGMENT REVENUES
Substance Abuse                          $ 1,846     $ 1,455     $ 3,656     $ 2,795
Mobile Screening                           1,608       1,029       3,197       1,781
Corporate items and eliminations             (42)        (38)        (86)        (69)
                                         -------     -------     -------     -------
CONSOLIDATED REVENUES                    $ 3,412     $ 2,446     $ 6,767     $ 4,508
                                         =======     =======     =======     =======

SEGMENT EARNINGS (LOSS) (EBITDA)
Substance Abuse                          $   307     $   110     $   578     $   214
Mobile Screening                             128         248         391         255
Corporate items and eliminations            (656)       (416)     (1,022)       (561)
                                         -------     -------     -------     -------
CONSOLIDATED EARNINGS (LOSS) (EBITDA)    $  (221)    $   (57)    $   (53)    $   (92)
                                         =======     =======     =======     =======



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