Form 10QSB/A
period 2000-09-30
HEALTHCOMP EVALUATION SERVICES CORP
filed 2001-02-26
CIK 1084937

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

                               Table of Contents



This Form 10-QSB/A is filed for the sole purposes of amending Note 1 to the financial statements contained in Part I. Item 1: "Notes to consolidated financial statements" and the cautionary statement contained in Part I. Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-QSB, for the quarter ended September 30, 2000, originally filed on November 14, 2000.

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
                                                    ---------
                                                    $ 814,000
                                                    =========


         As of September 15, 2000, the Company acquired the Preventive Services Division of U.S. HealthWorks, Inc., a leading provider of clinic-based occupational health services, for total consideration of $3.0 million, of which $2.0 million was paid in cash at closing on September 21, 2000 with the balance to be paid in quarterly installments over the next twelve months. Funds used to complete the acquisition were provided under the terms of a financing arrangement between the Company and Diligenti, Inc. (see Note 3. "Debt" below). The excess of the purchase price over the fair value of the identifiable assets acquired of $1,440,000 has been recorded as an intangible and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the assets acquired and liabilities assumed has been recorded based on the fair value, as follows:

                  Working capital, net              $   340,000
                  Property and equipment              1,100,000
                  Intangibles                         1,560,000
                                                    -----------
                                                    $ 3,000,000
                                                    ===========

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

Segment Information

         (In thousands)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                         -------------------     --------------------
                                          2000        1999         2000        1999
                                         -------     -------     --------     -------

SEGMENT REVENUES
Substance Abuse                          $ 1,690     $ 1,445     $  5,346     $ 4,240

Mobile Screening                           1,743       1,230        4,940       3,011

Corporate items and eliminations             (20)        (37)        (106)       (106)
                                         -------     -------     --------     -------

CONSOLIDATED REVENUES                    $ 3,413     $ 2,638     $ 10,180     $ 7,146
                                         =======     =======     ========     =======

SEGMENT EARNINGS (LOSS) (EBITDA)
Substance Abuse                          $   (70)    $   153     $    509     $   367

Mobile Screening                            (513)        185         (122)        440

Corporate items and eliminations            (743)      (436)       (1,765)       (997)
                                         -------     -------     --------     -------
CONSOLIDATED EARNINGS (LOSS) (EBITDA)    $(1,325)    $  (98)    $  (1,378)    $  (190)
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