Form 10QSB/A
period 2000-03-31
HEALTHCOMP EVALUATION SERVICES CORP
filed 2001-08-16
CIK 1084937

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-QSB

                                   AMENDMENT 2

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000        COMMISSION FILE NO. 0-28379

                   HEALTHCOMP EVALUATION SERVICES CORPORATION

             NEVADA                                    88-0395372
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

                                TABLE OF CONTENTS

This Form 10-QSB/A2 is filed for the sole purpose of amending the financial statements contained in Part I. Item 1 and Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the first Amendment of the Company's Form 10-QSB, for the quarter ended March 31, 2000, originally filed on February 26, 2001.


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



Item 2.:
        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

ITEM 1. FINANCIAL INFORMATION

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                                    March 31,       December 31,
                                                                                     2000             1999
                                                                                  ---------       ------------
                                                                                  (Restated)       (Restated)

CURRENT ASSETS:

   Cash and cash equivalents                                                       $    170         $     57

   Accounts receivable, net of allowance for doubtful accounts of
     $178,000 and $248,000 in 2000 and 1999, respectively                             1,991            1,661

Inventory                                                                               105              123

   Prepaid expenses and other current assets                                            207              199
                                                                                   --------         --------

                    Total current assets                                              2,473            2,040

PROPERTY AND EQUIPMENT, NET                                                           1,670            1,655

INTANGIBLES, NET                                                                      5,184            5,264

OTHER ASSETS                                                                             60                0
                                                                                   --------         --------

                    Total Assets                                                   $  9,387         $  8,959
                                                                                   ========         ========


CURRENT LIABILITIES:

   Current portion of long-term debt and notes payable                             $  1,445         $  1,440

   Accounts payable                                                                   2,701            2,025

   Accrued liabilities                                                                1,195            1,012

   Interest payable                                                                      21               32

   Other                                                                                 75               86
                                                                                   --------         --------

                   Total current liabilities                                          5,669            4,595

LONG-TERM DEBT, LESS CURRENT PORTION                                                    976              972
                                                                                   --------         --------

                   Total liabilities                                                  6,413            5,567
                                                                                   --------         --------


SHAREHOLDERS' EQUITY (DEFICIT):

   Common stock, $0.001 par value, 50,000,000 shares authorized, 14,277,458
     and 13,846,902 share issued during 2000 and 1999 respectively                       14               14

   Paid-in capital                                                                   13,978           13,717

   Accumulated deficit                                                              (11,018)         (10,339)
                                                                                   --------         --------

                   Total shareholders' equity (deficit)                               2,974            3,392
                                                                                   --------         --------

                                                                                   $  9,387         $  8,959
                                                                                   ========         ========

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands except per share amounts)

                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                            2000               1999
                                                          --------           --------
                                                         (Restated)         (Restated)
NET SALES                                                 $  3,393           $  1,994

COST OF SALES                                                1,901              1,032
                                                          --------           --------

            Gross Profit                                     1,492                963
                                                          --------           --------

OPERATING EXPENSES

   Selling, general, and administrative expenses             1,830              2,862

   Restructuring charges                                        33                181

   Depreciation and amortization expense                       156                128
                                                          --------           --------

            Total operating expenses                         2,019              3,170
                                                          --------           --------

OPERATING INCOME (LOSS)                                       (527)            (2,207)

INTEREST EXPENSE                                               152                111

OTHER EXPENSE, NET                                               0                 23
                                                          --------           --------

LOSS BEFORE INCOME TAX PROVISION                              (679)            (2,341)

INCOME TAX PROVISION (BENEFIT)                                   0                  0
                                                          --------           --------

LOSS BEFORE EXTRAORDINARY ITEM                                (679)            (2,341)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT
                                                                 0               (117)
                                                          --------           --------

NET LOSS                                                  $   (679)          $ (2,458)
                                                          ========           ========

BASIC AND DILUTED EARNINGS PER SHARE:

    Loss before extraordinary item                        $  (0.05)          $  (0.25)

    Extraordinary loss per share                              0.00              (0.01)
                                                          --------           --------

    Net loss                                              $  (0.05)          $  (0.26)
                                                          ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING                         14,000              9,394
                                                          ========           ========

                   HEALTHCOMP EVALUATION SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                               2000              1999
                                                                              ------           --------
                                                                            (Restated)         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income/(Loss)                                                          $ (679)          $ (2,458)

   Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                         156                128

                        Extraordinary loss on extinguishment of debt               0                117

                        Noncash compensation and consulting expenses              53              1,716

           Changes in assets and liabilities, net of acquisitions:

              Accounts receivable, net                                          (330)               (68)

              Inventory                                                           18                  0

              Prepaid expenses and other current assets                          (79)              (320)

              Accounts payable and accrued expenses                              848                212
                                                                              ------           --------

                      Net cash used in operating activities                      (13)              (673)
                                                                              ------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                          (91)               (29)

   Net cash received (paid) in acquisitions                                        0                355
                                                                              ------           --------

              Net cash used in investing activities                              (91)               326
                                                                              ------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                    9              1,066

   Repayments of long-term debt                                                    0               (902)

   Proceeds from the issuance of common stock                                    208              1,003
                                                                              ------           --------

              Net cash provided by financing activities                          217              1,167
                                                                              ------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          113                820

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      57                102
                                                                              ------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  170           $    922
                                                                              ======           ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                              $  152           $    111

NONCASH TRANSACTIONS:
   Debt and accrued interest converted to common stock                        $    0           $  1,476
   Liabilities assumed in acquisitions                                        $    0           $    332
   Value of stock issued in acquisitions                                      $    0           $  2,222

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

         The accompanying unaudited financial statements have not been reviewed by our independent auditors in accordance with SAS No. 71 as required by SEC Regulation S-X, Rule 10-01(d). In addition, the Company has previously filed amendments to its Form 10SB that included unaudited financial statements for the year ended December 31, 1999. The Company's auditors have completed their audit of those financial statements, and this report includes a restatement thereof (Note 2).

         On March 15, 1999, the Company was acquired by Handell-Graff, Inc. ("HGI"), a nonoperating public shell corporation with nominal net assets. The acquisition was executed through the exchange of all the shares of the Company's common stock for 5,408,784 outstanding common shares of HGI. In addition, all of the outstanding options and warrants to purchase stock of the Company were exchanged for options and warrants to purchase HGI shares based on conversion rates stipulated within the purchase agreement. Subsequent to the acquisition, the shareholders of the Company assumed control of the voting stock of the combined company; therefore, the Company was determined to be the accounting acquirer in the transaction and the transaction was accounted for as a recapitalization. As a result, the Company's historical common stock, additional paid-in capital and accumulated deficit accounts were retroactively restated. Additionally, all share and per share data have been retroactively restated herein to reflect the capital structure of the Company after the recapitalization.

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

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - RESTATEMENT OF 1999 AND 2000 FINANCIAL STATEMENTS

         The Company's acquisition of Health Evaluation Programs, Inc. ("HEP") (Note 3) was previously accounted for using the pooling-of-interests method of accounting. The Company subsequently determined that this acquisition should have been accounted for using the purchase method as a result of the settlement of a contingent share adjustment in 1999. As a result of the change in accounting method, the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the three months ended March 31, 1999 previously reported have been restated to exclude HEP's historical account balances and operating results as well as the common shares issued as consideration in the acquisition. In addition, the Company's 1999 financial statements, as previously issued, were unaudited. The Company has subsequently recorded certain operating expense and balance sheet adjustments to restate its previously issued financial statements. These adjustments consist principally of a change in the value of management stock options issued ($1.6 million) and reclassification of restructuring and certain other costs from other expense to general and administrative expenses ($0.4 million) during the three months ended March 31, 1999. Furthermore, the December 31, 1999 balance sheet has been restated to reflect the increase ($2.1 million) in goodwill and shareholders' equity related to the purchase of HEP on January 13, 1999 and the related amortization of goodwill ($0.1 million). A summary of the changes from amounts previously reported and the restated amounts (in thousands, except earnings per share) is as follows:

                                                                            Balance Sheet
                                                                       as of December 31, 1999
                                                             -------------------------------------------
                                                                As           Adjustment            As
                                                             Reported          Amount           Restated
                                                             --------        ----------         --------
                                                            (Unaudited)                         (Audited)
         Current assets                                       $2,077          $    (37)          $2,040
         Property and equipment, net                           1,658                (3)           1,655
         Other assets                                          3,357             1,907            5,264
                                                              ------          --------           ------
         Total assets                                         $7,092          $  1,867           $8,959
                                                              ======          ========           ======

         Current liabilities                                  $4,456          $    139           $4,595
         Long-term debt                                          972                --              972
         Shareholders' deficit                                 1,664             1,728            3,392
                                                              ------          --------           ------
         Total liabilities and shareholders' deficit          $7,092          $  1,867           $8,959
                                                              ======          ========           ======

                                                                  Statement of Operations
                                                          for the three months ended March 31, 1999
                                                       ----------------------------------------------
                                                          As             Adjustment             As
                                                       Reported            Amount            Restated
                                                       --------          ----------          --------
         Revenues                                      $  2,061           $    (67)          $  1,994
         Operating expenses                               1,141              2,029              3,170
         Operating loss                                    (147)            (2,061)            (2,208)
         Net loss                                          (712)            (1,746)            (2,458)
         Basic and diluted earnings per share             (0.08)             (0.18)             (0.26)

                                                                  Statement of Cash Flows
                                                          for the three months ended March 31, 1999
                                                       ----------------------------------------------
                                                          As             Adjustment             As
                                                       Reported            Amount            Restated
                                                       --------          ----------          --------
         Net cash used in operating activities         $ (3,233)          $  2,560           $   (673)
         Net cash used in investing activities              (13)               339                326
         Net cash provided by financing activities        3,711             (2,544)             1,167
         Net change in cash and cash equivalents            465                355                820
         Cash and cash equivalents, end of period           922                 --                922

         The Company has also recorded certain operating expense and balance sheet adjustments to restate its previously issued financial statements for the three months ended March 31, 2000. These adjustments consist principally of recording the current year cost of management stock options issued during 1999 ($0.1 million), recording additional provisions for bad debts ($0.1 million) and recognition of previously deferred contract start-up costs ($0.3 million). In addition, the March 31, 2000 balance sheet reflects the increase in goodwill and shareholders' equity related to the purchase of HEP on January 13, 1999 and the related amortization of goodwill. A summary of the changes from amounts previously reported and the restated amounts (in thousands, except earnings per share) is as follows:

                                                                      Balance Sheet
                                                                  as of March 31, 2000
                                                       ----------------------------------------------
                                                          As             Adjustment             As
                                                       Reported            Amount            Restated
                                                       --------          ----------          --------

         Current assets                                $  2,599           $   (126)          $  2,473
         Property and equipment, net                      1,740                (70)             1,670
         Other assets                                     3,635              1,609              5,244
                                                       --------           --------           --------
         Total assets                                  $  7,974           $  1,413           $  9,387
                                                       ========           ========           ========

         Current liabilities                           $  5,284           $    153           $  5,437
         Long-term debt                                     963                 13                976
         Shareholders' deficit                            1,727              1,247              2,974
                                                       --------           --------           --------
         Total liabilities and shareholders' deficit   $  7,974           $  1,413           $  9,387
                                                       ========           ========           ========

                                                                  Statement of Operations
                                                          for the three months ended March 31, 2000
                                                       ----------------------------------------------
                                                          As             Adjustment             As
                                                       Reported            Amount            Restated
                                                       --------          ----------          --------

         Revenues                                      $  3,355           $     38           $  3,393
         Operating expenses                               1,453                566              2,019
         Operating loss                                      40               (567)              (527)
         Net loss                                          (146)              (533)              (679)
         Basic and diluted earnings per share             (0.01)             (0.04)             (0.05)

                                                                   Statement of Cash Flows
                                                          for the three months ended March 31, 2000
                                                       ----------------------------------------------
                                                          As             Adjustment             As
                                                       Reported            Amount            Restated
                                                       --------          ----------          --------
         Net cash used in operating activities         $    484           $   (497)          $    (13)
         Net cash used in investing activities             (489)               398                (91)
         Net cash provided by financing activities          116                101                217
         Net change in cash and cash equivalents            112                  1                113
         Cash and cash equivalents, end of period           170                 --                170

NOTE 3 - BUSINESS COMBINATION

         As of January 13, 1999, the Company, through its predecessor, Afton, Inc., acquired HEP, a Chicago-based provider of mobile medical surveillance services, for 431,577 shares (net of 680,000 shares reacquired from the seller in connection with a contingent share adjustment) of Company stock valued at $2.2 million in exchange for all of the common stock of HEP. The excess of the purchase price over the fair value of the identifiable assets acquired of $2.2 million has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the assets acquired and liabilities assumed has been recorded based on fair value, as follows:

                  Working capital, net            $    50,000
                  Property and equipment              309,000
                  Goodwill                          2,195,000
                  Debt assumed                       (332,000)
                                                  -----------
                                                  $ 2,222,000
                                                  ===========

NOTE 4 - DEBT

         During March 1999, notes payable to shareholders totaling approximately $1.3 million were extinguished through the issuance of 1.04 million shares of common stock, five-year warrants to purchase 520,000 shares of common stock at an exercise price of $.01 per share, and the repricing of 532,500 warrants previously issued with the notes payable from an exercise price of $1 per share to $.01 per share. In addition, the noteholders forgave approximately $176,000 of accrued interest. The fair value of the consideration given in the above transactions exceeded the carrying value of the related notes payable and accrued interest by approximately $117,000, which was recorded as an extraordinary loss on early extinguishment of debt in the accompanying statement of operations. The fair value of the warrants issued was determined using the Black-Scholes option pricing model at the respective valuation dates. For warrants that were repriced, the Company determined the incremental change in the fair value of the warrants as of the date of the repricing using the Black-Scholes option pricing model.

NOTE 5 - OPERATING SEGMENTS

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. The Company's operating businesses are organized based on the nature of products and services provided. Segment accounting policies are the same as described in Note 1. The Company considers expenses which are directly attributable to the generation of segment income to be segment expenses. General corporate expenses, including the salaries and benefits of the Company's executive officers and the cost of maintaining the corporate office, are excluded from segment income and are included in corporate expense in the table below. In evaluating financial performance, management focuses on a segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). A description of the operating segments for the Company and its consolidated subsidiaries as of March 31, 2000 and 1999 is as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                          2000               1999
                                                        --------           --------
         SEGMENT REVENUES
            Substance Abuse                             $  1,810           $  1,340
            Mobile Screening                               1,590                686
                                                        --------           --------
                                                           3,400              2,026

            Corporate items and eliminations                  (7)               (32)
                                                        --------           --------
         CONSOLIDATED REVENUES                          $  3,393           $  1,994
                                                        ========           ========

         SEGMENT EARNINGS (LOSS) (EBITDA)
            Substance Abuse                             $    170           $     42
            Mobile Screening                                  61               (176)
                                                        --------           --------
                                                             231               (134)
            Restructuring charges                            (33)              (181)
            Corporate items and eliminations                (569)            (1,765)
                                                        --------           --------
         CONSOLIDATED EARNINGS (LOSS) (EBITDA)          $   (371)          $ (2,080)
                                                        ========           ========

SUBSTANCE ABUSE

         These services involve obtaining a physical specimen, either in a clinic or at the customer's location, for subsequent testing, administration of customers' testing programs, staffing services for managed care organizations' clinics for the purpose of performing mandated and nonmandated drug and alcohol testing, and reseller programs to smaller third-party administrators. Administrative programs are comprised of (a) policy and program development, (b) specimen collection network management, (c) laboratory services, (d) medical review services, (e) administrative services, (f) compliance audit services, (g) supervisor and employee training, (h) return to duty monitoring and statistical reporting, and (i) record keeping.

MOBILE SCREENING

         Mobile screening services are generally provided at customers' plants or office locations using the Company's fleet of testing vehicles. These services include (a) health screening mandated by the federal, state, or local laws or by regulations promulgated by organizations such as the Department of Transportation or the Occupational Safety and Health Administration and (b) nonmandated programs initiated by corporate customers. Mandated mobile screening services include the detection of potential exposure to environmental and work site hazards (e.g., pulmonary function testing), tracking the effects of hazardous materials on individual workers and the medical effects of such exposures on populations of workers, respirator fit testing, physical examinations, and audiometric testing. Nonmandated services include mammography, osteoporosis, prostate screening programs, physical examinations, wellness assessments, and flu shots.

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

CAPITAL AND SOURCES OF LIQUIDITY

         The Company invested heavily in infrastructure to service its customers and in the development of information systems, data base management software and customer reporting applications software. As a result, the Company's cash flow from operations has historically been negative and has required the Company to raise substantial additional capital in the form of bank financing (as described below), long-term debt provided by private investors and equity in order to continue operations. The Company believes that it will begin realizing benefits, in the form of increased revenues, during the years 2000 and beyond through acquisition of new clients and sales of information services to existing customers.

         Under the terms of the asset-based credit facility, the bank advances 80%, less a discount of 2.75%, of the face value of an invoice upon presentation with the balance being remitted to the Company upon payment of the amount due by the Company's customers. The Company is charged additional discount points of
 .5% if the factored invoice is collected from 60 to 90 days from the original factor date and .10% if the factored invoice is collected from 91 to 120 days from the original factor date. Invoices, which are uncollected after 105 days, are returned to the Company. The credit facility is renewable annually. Based on the funding available under the bank facility and the increasing volume of business with existing customers, the Company believes that it will have the resources to meet its capital requirements for its current operations. To the extent that the Company enters into significant new customer contracts, additional cash may be required during the start-up phases of those contracts.

         For the three months ended March 31, 2000, cash flow from operations used $13,000 as net losses ($679,000) and the increase in accounts receivable ($330,000) more than offset increases in other expense accruals ($848,000) that resulted primarily from extended payment terms negotiated with certain large vendors and noncash depreciation and amortization expenses ($156,000). In addition, for the three months ended March 31, 2000, the Company had capital expenditures of $91,000 and received $208,000 from the issuance of common stock. As a result, the Company generated net cash of $113,000 for the three months ended March 31, 2000.

         For the three months ended March 31, 1999, cash flow from operations used $673,000, primarily as a result of net losses during the period ($2.6 million) offset, in part, by noncash expenses totaling $2.0 million related to compensation and consulting costs ($1.7 million), depreciation and amortization costs ($128,000) and the extinguishment of $1.3 million of debt ($117,000). During the first three months of 1999, the Company received $1.0 million from the issuance of common stock and $0.2 million from new borrowings, net of repayments of $0.9 million, resulting in net cash of $1.2 million being provided by financing activities during the period. Cash generated from investment activities totaled $326,000. As a result, total cash increased $820,000 during the three months ended March 31, 1999.

RESULTS OF OPERATIONS

         In evaluating the Company's financial performance, management focuses on a segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). Net income, determined after corporate expenses, interest and depreciation and amortization costs, is reviewed by management on a consolidated basis only. The following paragraphs describe key operating measurements for each segment and consolidated net income.

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

         Selling, general and administrative expenses increased 16.9% from $486,000 for the three months ended March 31, 1999 to $568,000 during the same period this year. This increase was attributable principally to higher compensation and benefit expenses, contract start-up costs and professional fees related to the increased volume of business.

         EBITDA for the three months ended March 31, 2000 totaled $170,000 compared with $42,000 during the same period in 1999 as a result of higher volumes and cost reductions resulting from the consolidation of the specimen collection dispatch operations in Sarasota, Florida.

Mobile Screening

         Mobile Screening revenues for the three months ended March 31, 2000 totaled $1.6 million compared with $686,000 for the three months ended March 31, 1999. This increase (132%) was attributable to new contracts and higher volume associated with businesses acquired during second and fourth quarters of 1999.

         Gross profits increased 72% during the three months ended March 31, 2000, to $760,000 in 2000 compared with $441,000 for the same period during 1999. This increase resulted from higher sales volumes described above and operating efficiencies associated with improved utilization of the Company's mobile vehicle fleet.

         Selling, general and administrative expenses for the three months ended March 31, 2000 totaled $699,000 compared with $862,000 for the same period in 1999. The decrease resulted primarily from equipment repair and maintenance costs ($150,000) incurred during first quarter 1999 related to upgrading the fleet of vehicles included in the Company's mobile screening acquisitions during late 1998 and early 1999.

         EBITDA for the period ended March 31, 2000 aggregated $61,000 compared with a loss of $176,000 for the same period in 1999. The improvement ($237,000) is attributable to higher sales volumes, improved operating efficiencies and reduced costs associated with the equipment upgrades and integration of the mobile operations described above.

RESTRUCTURING CHARGES

Restructuring charges totaled $33,000 and $181,000 during the first quarters of 2000 and 1999, respectively. These charges represented expenses related to the integration of acquired businesses, principally in the Company's mobile screening segment during 1999, with the Company's operations and the consolidation of certain other operations.

CORPORATE ITEMS AND NET LOSS

         Corporate selling, general and administrative expenses, including costs associated with the Company's executive offices, corporate sales and marketing, accounting and information systems, totaled $569,000 for the period ended March 31, 2000 compared to $1,765,000 for the same period in 1999. The decrease resulted principally from lower compensation expense ($1.6 million) related to management stock options granted during 1999, offset partially by higher costs related to corporate sales activities and facility costs for the Company's new corporate offices.

         Interest expenses ($152,000) increased $41,000 during first quarter 2000 compared with the same period last year. The increase was attributable principally to financing (a) the higher level of operating activity associated with sales volume growth and (b) prior period acquisitions.

         Net loss decreased $1.8 million, from $2.5 million during the three months ended March 31, 1999 to $679,000 for the comparable period this year, primarily as a result of lower stock option-related costs ($1.6 million), non-recurring costs ($0.1 million) incurred during 1999 in connection with the early extinguishment of debt and higher interest expense ($41,000).

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

                                     Healthcomp Evaluation Services Corporation
                                                     (Registrant)


Date: August 16, 2001             /s/ Martin J. Clegg
                               ---------------------------------
                               (Signature)*


Date: August 16, 2001             /s/ Thomas M. Hartnett
                               --------------------------------
                               (Signature)*


*Print the name and title of each signing officer under his signature.